Form 10-Q
period 2000-08-31
PINNACLE PROPERTY GROUP INC
filed 2000-11-01
CIK 1107544

Board of Directors
                 Pinnacle Property Group, Inc.
                    Bellingham, Washington


                  ACCOUNTANT'S REVIEW REPORT


We have reviewed the accompanying balance sheets of Pinnacle Property Group, Inc. (a development stage enterprise), as of August 31, 2000 and August 31, 1999 and the related statements of operations, stockholders' equity and cash flows for the three months ended August 31, 2000, for the six months ended August 31, 2000, for the period from August 17, 1999 (inception) to
August 31, 1999, and for the period from August 17, 1999 (inception) to August 31, 2000. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

The financial statements for the period ended May 31, 2000 were audited by us and we expressed an unqualified opinion on them in our report dated
June 21, 2000, but we have not performed any auditing procedures since that date.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. As discussed in Note 2, the Company has been in the development stage since its inception on August 17, 1999. Realization of a major portion of the assets is dependent upon the Company's ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington

October 12, 2000

                            Pinnacle Property Group, Inc.
                          (A Development Stage Enterprise)
                              Statements of Operations

                               From                  From         From
                    For 3 mos  Aug.17/99    6 mos    Aug.17/99    Aug.17/99
                    ended      (inception)  ended    (inception)  (inception)
                    Aug.31/00  - Aug.31/99  Aug.31/00 - Aug.31/99  - Aug.31/00
                    (unaudited) (unaudited)(unaudited)(unaudited) (unaudited)


REVENUES            $     --   $      --    $     -- $      --    $       --

EXPENSES

Filing fees              146          --         146        --           202
Accounting and Legal   5,250          --      11,250        --        11,250
Website Maintenance       --          --         136        --           136
Stock Transfer Agent     165          --         315        --           315
Amortization             510          --         510        --           510
Office & Administrative  486          --         534        --           604

TOTAL EXPENSES         6,557          --      12,891        --        13,017

LOSS FROM OPERATIONS  (6,557)         --     (12,891)       --       (13,017)

INCOME TAXES              --          --         --         --            --

NET LOSS              (6,557)         --     (12,891)       --       (13.017)

Net Loss Per Common
Share, Basic & Diluted    nil        nil         nil        nil           nil

Weighted Average Number
Of Common Stock Shares
Outstanding, Basic & Diluted

                    4,655,000         --    4,655,000       --      4,417,829

                        Pinnacle Property Group, Inc.
                      (A Development Stage Enterprise)
                            Balance Sheets

                               August 31, 2000    February 29, 2000
                               (unaudited)

ASSETS
   Cash                        $    1,473        $   18,374
   Prepaid Expense                     --             1,500
     Total Current Assets           1,473            19,874

OTHER ASSETS
   Website Development              6,120                --
   Accumulated Amortization          (510)               --
      Total Other Assets            5,610                --

TOTAL ASSETS                   $    7,083       $    19,874

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts Payable            $      100       $        --
   Total Current Liabilities          100                --

COMMITMENTS & CONTINGENCIES            --                --

STOCKHOLDERS' EQUITY

Preferred stock, 20,000,000 shares
authorized,$0.0001 par value, no
shares issued and outstanding          --                --

Common stock, 80,000,000 shares
authorized,$0.0001 par value,
4,655,000 shares issued and
outstanding                           465               465

Additional paid-in capital         19,535            19,535

Deficit accumulated during the
development stage                 (13,017)             (126)

TOTAL STOCKHOLDERS' EQUITY          6,983            19,874

TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY          $    (7,083)      $   (19,874)

                         Pinnacle Property Group, Inc.
                       (A Development Stage Enterprise)
                       Statement of Stockholders' Equity

                                                   Deficit
                                                   Accum.
                                         Add.      During the  Total
                        No. of           Paid-in   development Stockholders'
                        Shares  Amount   Capital   Stage       Equity

Issuance of common
stock, from private
placement for cash
at $0.001 per share  4,500,000 $   450   $  4,050  $    --     $  4,500

Issuance of common
stock, from private
placement for cash
at $0.10 per share     155,000      15     15,485       --       15,500

Loss for period ending
February 29, 2000           --      --         --      (126)       (126)

Balance,
February 29, 2000    4,655,000     465     19,535      (126)      19,874

Loss for period ended
August 31, 2000             --      --         --   (12,891)     (12,891)

Balance,
August 31, 2000      4,655,000 $   465   $ 19,535  $(13,017)   $   6,983

                    Pinnacle Property Group, Inc.
                  (A Development Stage Enterprise)
                      Statements of Cash Flows

                                          From 08/17/99    From 08/17/99
                       For the 6 months   (inception)-     (inception)-
                       ended 08/31/00     08/31/99         08/31/00
                       (unaudited)        (unaudited)      (unaudited)

CASH FLOWS FROM
OPERATING ACTIVITIES

Net Loss               $     (12,891)     $       --       $     (13,017)
Amortization                     510              --                 510

Adjustments to reconcile net loss to
net cash used by operating activities:

Increase in website dev.      (6,120)             --              (6,120)

Decrease in prepaid exp.       1,500              --                  --

Increase in Accts/Pay.           100              --                 100

Net Cash used in
Operating activities         (16,901)             --             (18,527)

CASH FLOWS FROM INVESTING
ACTIVITIES                        --              --                  --

Proceeds from sale of
common stock                      --              --              20,000

Net cash provided by
financing activities              --              --              20,000

Change in Cash               (16,901)             --               1,473

Cash, beginning of
period                        18,374              --                  --

Cash, end of period            1,473              --               1,473

Supplemental disclosures:

Interest paid          $          --      $       --       $          --
Income Taxes Paid      $          --      $       --       $          --

                     Pinnacle Property Group, Inc.
                      (A Development Enterprise)
                     Notes to Financial Statements


NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Pinnacle Property Group, Inc. (hereinafter "the Company") was incorporated on August 17, 1999 under the laws of the State of Delaware for the purpose of assisting private sellers to sell commercial real estate over the internet. The Company maintains offices in Bellingham, Washington and in Vancouver, British Columbia. The Company's fiscal year end is the last calendar day of February.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding the financial statements. The financial statements and notes are representations of the Company's management which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Interim Financial Statements
The interim financial statements as of August 31, 2000 and for the three months ended August 31, 2000, included herein, have been prepared for the Company without audit. They reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for these periods. All such adjustments are normal recurring adjustments. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

Accounting Method
The Company's financial statements are prepared using the accrual method of accounting.

Development Stage Activities
The Company has been in the development stage since its formation in August 1999 and has not yet realized any revenues from its planned operations. The Company is presently in the process of building its website, which will be used to assist private sellers of commercial real estate via the internet.

Use of Estimates
The process of preparing financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

Cash and Cash Equivalents
For purposes of the Statement of Cash Flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments
The carrying amounts for cash, accounts payable, and accrued liabilities approximate their fair value.

Derivative Instruments
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value.

At August 31, 2000, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Revenue Recognition
The Company will recognize revenue from internet-based programs when funds are earned, measurable and recognizable.

Compensated Absences
Currently, the Company has no employees; therefore, no policy regarding compensated absences has been established. The Company will establish a policy to recognize the costs of compensated absences at the point in time that it has employees.

Provision for Taxes
The Company had a net operating loss of approximately $18,000 for the period from August 17, 1999 (inception) to August 31, 2000. No provision for taxes or tax benefit has been reported in the financial statements, as there is not a measurable means of assessing future profits or losses.

Basic and Diluted Loss Per Share
Loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Basic and diluted loss per share was the same, as there were no common stock equivalents outstanding.

Reclassifications
Certain amounts from prior periods have been reclassified to conform with the current period presentation. This reclassification has resulted in no changes to the Company's accumulated deficit or net losses presented.

Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has an accumulated net loss of $18,627 for the period August 17, 1999 (inception) to August 31, 2000 and had no sales. The future of the Company is dependent upon successful and profitable operations from its internet commerce enterprise. The Company is presently in the process of building its website, which will be used to assist private sellers of commercial real estate via the internet. The financial statements do not include any coverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


NOTE 3 - CASH

At August 31, 2000, the Company maintained a cash balance of $1,473 in a Canadian financial institution. Although the funds are valued in US dollars, they are not insured.


NOTE 4 - PREPAID EXPENSES

At February 29, 2000, the Company prepaid $1,500 for professional services. The total amount was expensed during the six months ended August 31, 2000.


NOTE 5 - PREFERRED STOCK

The Company is authorized to issue 20,000,000 shares of $0.0001 par value preferred stock. The preferred shares have not been designated any preferences. As of August 31, 2000, the Company did not have any preferred shares outstanding.

NOTE 6 - COMMON STOCK

The Company is authorized to issue 80,000,000 shares of $0.0001 par value common stock. Each holder of common stock has one, non-cumulative vote per share on all matters voted upon by the shareholders. There are no preemptive rights or other rights of subscription.

On September 1, 1999, 4,500,000 shares of common stock were sold through a private placement at a price of $0.001 per share. The offering was made pursuant to exemptions afforded by Sections (4)2 or 3(b) of the Securities Act of 1933 and Rule 504 of Regulation D. On February 9, 2000, an additional 155,000 shares of common stock were sold through a similar private placement at a price of $0.10 per share. The private placements raised $4,500 and $15,500, respectively. All proceeds from both offerings will purposes.
Of the total shares issued, 1,055,000 shares were issued to officers and directors of the Company.


NOTE 7 - WEBSITE DEVELOPMENT

In August 2000, the Company revised and expanded its website. The cost of development was $6,120 and will be amortized over a period of 12 months. Amortization expense for the three months ended August 31, 2000 was $510.


NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company is engaged in internet-based commerce. At present, the Company is unaware of any pending litigation or of any specific past or prospective matters, which could impair its ability to proceed in the marketplace.


NOTE 9 - RELATED PARTIES

The Company occupies office space provided by Paul Hayward, its president, at no charge. The value of this space is not considered materially significant for financial reporting purposes.

MANAGEMENT'S DISCUSSION AND RESULTS OF OPERATIONS

For the past three months, Management has been exploring a wide variety of business opportunities in their chosen field of operation.

                        Pinnacle Property Group, Inc.
                     (A Development Stage Enterprise)


 		              	             SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.


Pinnacle Property Group, Inc.


By:  /s/ Paul Hayward
President

Date:  October 15, 2000

                            Pinnacle Property Group, Inc.
                                	2009 Iron Street
                           	Bellingham, WA, U.S.A. 98225


            Securities and Exchange Commission Washington, D.C. 20549

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are transmitting herewith the attached Form 10-Q.

Sincerely,

Pinnacle Property Group, Inc.

Paul Hayward
President