Form 10QSB
period 2000-11-30
PINNACLE PROPERTY GROUP INC
filed 2001-03-16
CIK 1107544

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549

                                    FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

             For  the  quarterly  period  ended  November  30,  2000

                        Commission file number: 000-31017

                          PINNACLE PROPERTY GROUP, INC.
          (Exact  name  of  registrant  as  specified  in  its  charter)

               Delaware                                         91-2026829
(State or other jurisdiction  of incorporation              (I.R.S. Employer
or organization)                                             Identification No.)

              2009 Iron Street
              Bellingham WA                                           98225
(Address  of  principal  executive  offices)                       (Zip  Code)

                                  (360) 647-3170
               (Issuer's  telephone  number,  including  area  code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

Yes (X) No ( )

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,655,000

Transitional  Small  Business  Disclosure  Format  (check  one);
Yes  (  )    No   (X)

                                TABLE OF CONTENTS



                                     PART I

                                                                           PAGE
                                                                           ----

ITEM  1   Financial Information                                              3

ITEM  2   Management's Discussion and Analysis of Financial  Condition
          and  Results  of  Operations                                       13

                                     PART II

ITEM  1     Legal  Proceedings                                               13

ITEM  2     Changes  in Securities                                           13

ITEM  3     Defaults  Upon Senior Securities                                 13

ITEM  4     Submission  of  Matters  to  a  Vote  of  Security  Holders      13

ITEM  5     Other  Information                                               13

ITEM  6     Exhibits and Reports on Form 8-K                                 13


Signatures                                                                   13

                          PINNACLE PROPERTY GROUP, INC.
                                   FORM 10 QSB
                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2000

PART  I.  -  FINANCIAL  INFORMATION

                          PINNACLE PROPERTY GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                               FINANCIAL STATEMENTS
                                NOVEMBER 30, 2000

                              WILLIAMS & WEBSTER PS
                          CERTIFIED PUBLIC ACCOUNTANTS
                        BANK OF AMERICA FINANCIAL CENTER
                           W 601 RIVERSIDE, SUITE 1940
                                SPOKANE, WA 99201
                                 (509) 838-5111

                          PINNACLE PROPERTY GROUP, INC.
                                TABLE OF CONTENTS
                                November 30, 2000



ACCOUNTANT'S  REVIEW  REPORT                                            1


FINANCIAL  STATEMENTS

     Balance  Sheets                                                    2
     Statements  of  Operations                                         3
     Statement  of  Stockholders'  Equity                               4
     Statements  of  Cash  Flows                                        5

NOTES  TO  FINANCIAL  STATEMENTS                                        6

Board  of  Directors
Pinnacle  Property  Group,  Inc.
Bellingham,  Washington


                           ACCOUNTANT'S REVIEW REPORT
                           --------------------------

We have reviewed the accompanying balance sheets of Pinnacle Property Group, Inc. (a development stage enterprise), as of November 30, 2000 and the related statements of operations, stockholders' equity and cash flows for the three months ended November 30, 2000 and November 30, 1999, for the nine months ended November 30, 2000, for the period from August 17, 1999 (inception) to November 30, 1999, and for the period from August 17, 1999 (inception) to November 30, 2000. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles generally accepted in the United States of America.

The financial statements for the period ended February 29, 2000 and May 31, 2000 were audited by us and we expressed an unqualified opinion on them in our reports dated March 27, 2000 and June 21, 2000, respectively, but we have not performed any auditing procedures since then.

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

/s/ Williams & Webster, P.S.

Williams  &  Webster,  P.S.
Certified  Public  Accountants
Spokane,  Washington

February  7,  2001

                          PINNACLE PROPERTY GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS

                                                  November 30,     February 29,
                                                      2000            2000
                                                  (Unaudited)
                                                  --------------  --------------
ASSETS

  CURRENT  ASSETS
    Cash                                          $       1,177   $      18,374
    Prepaid expense                                         -             1,500
                                                  --------------  --------------
                  Total Current Assets                    1,177          19,874
                                                  --------------  --------------

  OTHER  ASSETS
    Website development                                   6,120             -
    Accumulated amortization                             (2,040)            -
                                                  --------------  --------------

                     Total Other Assets                   4,080             -
                                                  --------------  --------------
TOTAL ASSETS                                      $       5,257   $      19,874
                                                  ==============  ==============

LIABILITIES  AND  STOCKHOLDERS'  EQUITY

  CURRENT  LIABILITIES
    Accounts payable                              $         579   $         -
                                                  --------------  --------------

              Total Current Liabilities                     579             -
                                                  --------------  --------------

  COMMITMENTS AND CONTINGENCIES                             -               -
                                                  --------------  --------------

  STOCKHOLDERS'  EQUITY
    Preferred stock, 20,000,000 shares
      authorized, $0.0001 par value; no
      shares issued and outstanding                         -               -
    Common stock, 80,000,000 shares
      authorized, $0.0001 par value;
      4,655,000 shares issued and outstanding               465             465
    Additional paid-in-capital                           19,535          19,535
    Deficit accumulated during the
      development stage                                 (15,322)           (126)
                                                  --------------  --------------

             TOTAL STOCKHOLDERS' EQUITY                   4,678          19,874
                                                  --------------  --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $       5,257   $      19,874
                                                  ==============  ==============

See accompanying notes and accountant's review report.

                         PINNACLE PROPERTY GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF OPERATIONS

                                                                  From          From
                                                                 August        August
                                                   For the        1999          1999
                     For the three months ended  Nine Months   (Inception)   (Inception)
                     --------------------------    Ended           to            to
                     November 30,  November 30,  November 30,  November 30,  November 30,
                        2000          1999          2000          1999         2000
                     (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)
                     ------------  ------------  ------------  ------------  ------------
REVENUES             $       -     $       -     $       -     $       -     $       -
                     ------------  ------------  ------------  ------------  ------------

EXPENSES
  Filing fees                148            -            294           -             350
  Accounting and legal       -              -         11,250           -          11,250
  Web site maintenance       -              -            136           -             136
  Stock transfer agent       579            -            894           -             894
  Amortization             1,530            -          2,040           -           2,040
  Office and
    administrative            48            -            582           -             652
                     ------------  ------------  ------------  ------------  ------------
TOTAL EXPENSES             2,305            -         15,196           -          15,322
                     ------------  ------------  ------------  ------------  ------------

LOSS FROM OPERATIONS      (2,305)           -        (15,196)          -         (15,322)

INCOME TAXES                 -              -            -                           -
                     ------------  ------------  ------------  ------------  ------------

NET LOSS             $    (2,305)  $        -    $   (15,196)  $       -     $   (15,322)
                     ============  ============  ============  ============  ============

NET LOSS PER COMMON
  SHARE, BASIC AND
  DILUTED            $       nil   $       nil   $       nil   $       nil   $       nil
                     ============  ============  ============  ============  ============

WEIGHTED AVERAGE
  NUMBER OF COMMON
  STOCK SHARES
  OUTSTANDING,
  BASIC AND DILUTED    4,655,000     4,500,000     4,655,000     4,500,000     4,597,410
                     ============  ============  ============  ============  ============









See accompanying notes and accountant's review report.

                          PINNACLE PROPERTY GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        STATEMENT OF STOCKHOLDERS' EQUITY



                                                                 Deficit       Total
                           Common Stock                        Accumulated     Stock-
                     --------------------------   Additiona    During the      holders'
                      Number of                    Paid-in     Development     Equity
                        Shares        Amount       Capital        Stage
                     ------------  ------------  ------------  ------------  ------------

Issuance of common
  stock from private
  placement for cash
  at $0.001 per share   4,500,000  $       450   $     4,050   $       -     $     4,500

Issuance of common
  stock from private
  placement for cash
  at $0.10 per share      155,000           15         15,485          -          15,500

Loss for period
  ending,
  February 29, 2000           -            -              -           (126)         (126)
                     ------------  ------------  ------------  ------------  ------------
Balance,
  February 29, 2000     4,655,000          465        19,535          (126)       19,874

Loss for period
  ended
  November 30, 2000           -            -             -         (15,196)      (15,196)
                     ------------  ------------  ------------  ------------  ------------
Balance,
  November 30, 2000,
  Unaudited             4,655,000  $       465   $    19,535   $   (15,322)  $     4,678
                     ============  ============  ============  ============  ============


















See accompanying notes and accountant's review report.

PINNACLE PROPERTY GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS

                                                              From           From
                                                            August 17,     Auguast 17,
                                                 Nine          1999          1999
                                                Months      (Inception)   (Inception)
                                                Ended         through        through
                                             November 30,   November 30,  November 30,
                                                2000           1999          2000
                                             (Unaudited)   (Unaudited)   (Unaudited)
                                             ------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                   $    (2,305)  $       -     $   (15,322)
  Amortization                                     1,530           -           2,040
  Adjustments to reconcile net loss to
    net cash used by operating activities:
      Increase in website development                -             -          (6,120)
      Decrease in pre-paid expense                   -             -             -
      Increase in accounts payable                   479           -             579
                                             ------------  ------------  ------------
Net cash used in operating activities               (296)          -         (18,823)
                                             ------------  ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES                 -             -             -
                                             ------------  ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of common stock                 -             -          20,000
                                             ------------  ------------  ------------
Net cash provided by financing activities            -             -          20,000
                                             ------------  ------------  ------------

Change in cash                                      (296)          -           1,177

Cash, beginning of period                          1,473           -             -
                                             ------------  ------------  ------------
Cash,  end of period                         $     1,177   $       -     $     1,177
                                             ============  ============  ============

Supplemental cash flow disclosures:
  Interest paid                              $       -     $       -     $       -
                                             ============  ============  ============
  Income  taxes paid                         $       -     $       -     $       -
                                             ============  ============  ============










See accompanying notes and accountant's review report.

                           PINNACLE PROPERTY GROUP, INC.
                         (A DEVELOPMENT STAGE ENTERPRISE)
                        NOTES TO THE FINANCIAL STATEMENTS
                                November 30, 2000

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

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding the financial statements. The financial statements and notes are representations of the Company's management which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

Interim  Financial  Statements
------------------------------
The interim financial statements as of November 30, 2000 and for the three months ended November 30, 2000, included herein, have been prepared for the Company without audit. They reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for these periods. All such adjustments are normal recurring adjustments. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

Accounting  Method
------------------
The Company's financial statements are prepared using the accrual method of accounting.

Development  Stage  Activities
------------------------------
The Company has been in the development stage since its formation in August 1999 and has not yet realized any revenues from its planned operations. The Company is presently in the process of building its website, which will be used to assist private sellers of commercial real estate via the internet.

Use  of  Estimates
------------------
The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

                           PINNACLE PROPERTY GROUP, INC.
                         (A DEVELOPMENT STAGE ENTERPRISE)
                        NOTES TO THE FINANCIAL STATEMENTS
                                November 30, 2000

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Cash  and  Cash  Equivalents
----------------------------
For purposes of the Statement of Cash Flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Fair  Value  of  Financial  Instruments
---------------------------------------
The carrying amounts for cash, prepaids, and accounts payable, approximate their fair value.

Derivative  Instruments
-----------------------
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value.

At November 30, 2000, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Revenue  Recognition
--------------------
The Company will recognize revenue from internet-based programs when funds are earned, measurable and recognizable.

Compensated  Absences
---------------------
Currently, the Company has no employees; therefore, no policy regarding compensated absences has been established. The Company will establish a policy to recognize the costs of compensated absences at the point in time that it has employees.

Provision  for  Taxes
---------------------
The Company had a net operating loss of approximately $15,000 for the period from August 17, 1999 (inception) to November 30, 2000. No provision for taxes or tax benefit has been reported in the financial statements, as there is not a measurable means of assessing future profits or losses.

Basic  and  Diluted  Loss  Per  Share
-------------------------------------
Loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Basic and diluted loss per share were the same, as there were no common stock equivalents outstanding.

                           PINNACLE PROPERTY GROUP, INC.
                         (A DEVELOPMENT STAGE ENTERPRISE)
                        NOTES TO THE FINANCIAL STATEMENTS
                                November 30, 2000

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Reclassifications
-----------------
Certain amounts from prior periods have been reclassified to conform with the current period presentation. This reclassification has resulted in no changes to the Company's accumulated deficit or net losses presented.

Going  Concern
--------------
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company the Company has an accumulated net loss of $15,322 for the period August 17, 1999 (inception) to November 30 2000 and had no sales. The future of the Company is dependent upon successful and profitable operations from its internet commerce enterprise. The Company is presently in the process of building its website, which will be used to assist private sellers of commercial real estate via the internet. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


NOTE  3  -  CASH

At November 30, 2000, the Company maintained a cash balance of $1,177 in a Canadian financial institution. Although the funds are valued in US dollars, they are not insured.


NOTE  4  -  PREPAID  EXPENSES

At February 29, 2000, the Company prepaid $1,500 for professional services. The total amount was expensed during the nine months ended November 30, 2000.


NOTE  5  -  PREFERRED  STOCK

The Company is authorized to issue 20,000,000 shares of $0.0001 par value preferred stock. The preferred shares have not been designated any preferences. As of November 30, 2000, the Company did not have any preferred shares issued or outstanding.

                           PINNACLE PROPERTY GROUP, INC.
                         (A DEVELOPMENT STAGE ENTERPRISE)
                        NOTES TO THE FINANCIAL STATEMENTS
                                November 30, 2000

NOTE  6  -  COMMON  STOCK

The Company is authorized to issue 80,000,000 shares of $0.0001 par value common stock. Each holder of common stock has one, non-cumulative vote per share on all matters voted upon by the shareholders. There are no preemptive rights or other rights of subscription.

On September 1, 1999, 4,500,000 shares of common stock were sold through a private placement at a price of $0.001 per share. The offering was made pursuant to exemptions afforded by Sections (4)2 or 3(b) of the Securities Act of 1933 and Rule 504 of Regulation D. On February 9, 2000, an additional 155,000 shares of common stock were sold through a similar private placement at a price of $0.10 per share. The private placements raised $4,500 and $15,500, respectively. All proceeds from both offerings will be used for general corporate purposes. Of the total shares issued, 1,055,000 shares were issued to officers and directors of the Company.

NOTE  7  -  WEBSITE  DEVELOPMENT

In August 2000, the Company revised and expanded its website. The cost of development was $6,120 and will be amortized over a period of 12 months. Amortization expense for the three months ended November 30, 2000 was $1,530.

NOTE  8  -  COMMITMENTS  AND  CONTINGENCIES

The Company is engaged in internet-based commerce. At present, the Company is unaware of any pending litigation or of any specific past or prospective matters, which could impair its ability to proceed in the marketplace.

NOTE  9  -  RELATED  PARTIES

The Company occupies office space provided by Mr. Paul Hayward, its president, at no charge. The value of this space is not considered materially significant for financial reporting purposes.

                                 URBANFIND INC.
                                   FORM 10 QSB
                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2000

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Management has been exploring a variety of revenue models in the light of recent events in the internet environment."

The company is a developmental stage company. There are no appreciable changes to its financial condition or its operations except as outlined in the review for the period ended 11/30/2000.

PART  II.  -  OTHER  INFORMATION


Item 1.  Legal Proceedings.

         None

Item 2.  Changes in Securities.

         None

Item 3.  Defaults upon Senior Securities.

         None

Item 4.  Submission of Matters to a Vote of Security Holders.

         None

Item 5.  Other information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

         None.


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PINNACLE PROPERTY GROUP, INC.

                                     /s/ Paul Haywood
                                     ___________________________
Date:  March 14, 2001                Paul Haywood
                                     President