Form 10KSB
period 2001-02-28
PINNACLE PROPERTY GROUP INC
filed 2001-06-20
CIK 1107544

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            FORM 10-KSB

[x]  ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE  SECURITIES
                              EXCHANGE ACT OF 1934

     For  the  fiscal  year  ended  February 28, 2001

[  ]  TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE  SECURITIES

                        Commission file number: 000-31017

                              EXCHANGE ACT OF 1934

                   Pinnacle Property Group, Inc.

                 (Name of small business issuer in its Charter)

             Delaware                                        91-2026829
____________________________________              _____________________________
(State  or  other  jurisdiction of                   (I.R.S.  Employer
Incorporation  or  organization)                         Identification  No.)

  2009 Iron Street,  Bellingham WA                                     98225
_________________________________________________________            __________
(Address  of  principal  executive  offices)                         (Zip Code)

                     Issuer's telephone number: (360) 647-3170

Securities  registered  under  Section  12(b)  of  the  Exchange  Act:

                                      NONE

Securities  registered  under  Section  12(g)  of  the  Exchange  Act:

                    COMMON STOCK, PAR VALUE $.0001 PER SHARE
                                 (Title of Class)

     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State  issuer's  revenues  for  its  most  recent  fiscal  year.       $

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) [Amended in release
No. 33-7419 (85,938), effective June  13,  1997,  62  F.R.  26387.]    $

                           PINNACLE PROPERTY GROUP, INC.
                                   FORM 10KSB
                       For the year ended February 28, 2001




                                      INDEX
                                      -----


     PART  I                                                               PAGE

ITEM  1.     DESCRIPTION  OF  BUSINESS                                       3
ITEM  2.     DESCRIPTION  OF  PROPERTY                                       3
ITEM  3.     LEGAL  PROCEEDINGS                                              3
ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS     4

     PART  II

ITEM  5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS                                             4

ITEM  6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND  RESULTS  OF  OPERATION                                     5

ITEM  7.     FINANCIAL  STATEMENTS                                           5

ITEM  8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND  FINANCIAL  DISCLOSURE                                      16


     PART  III


ITEM  9.     DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT        16

ITEM  10.    EXECUTIVE  COMPENSATION                                         17

ITEM  11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
             AND MANAGEMENT                                                  17

ITEM  12.    CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS              18

     PART  IV


ITEM  13.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
             ON FORM 8-K                                                     18

     SIGNATURES                                                              18

                           PINNACLE PROPERTY GROUP, INC.
                                   FORM 10KSB
                        For the year ended February 28, 2001

                           FORWARD LOOKING STATEMENTS

This document includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on the Company's current expectations as to future events. In the light of the uncertainties in the potential markets for the Company's planned products, the forward-looking events and circumstances discussed in this document might not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.

                                     PART I

ITEM  1.     DESCRIPTION  OF  BUSINESS

GENERAL

Pinnacle Property Group, Inc. was incorporated in the State of Delaware on August 17, 1999 to engage in the real estate business on the internet.

Pinnacle Property Group, Inc. owns and operates a web site on the Internet. The address is ezproperty.net. The web site is designed to facilitate sales of real estate on the internet, both residential and commercial. As a result it will be both a business to business (B2B) model and a business to consumer (B2C) model.

The web site provides a means of selling or purchasing real estate, and a place for service providers. It will have places on the web site for service persons to advertise, such as painters, plumbers, electricians, gardeners, landscapers and janitorial services.

In addition the web site will have advertisements for real estate professionals such as bankers, mortgage brokers, escrow agencies, and insurance agents.

ITEM 2. PLAN OF OPERATION

The Internet has created a new medium for advertising, marketing and sales. The ezproperty.net hopes to offer a site that will have widespread consumer brand appeal and recognition.

A person that desires to list a property on the site will pay an initial listing fee of $49.99 for the image and description of the property to be posted on the web site. When the sale is completed the person will pay a 1% fee calculated on the consummated sale price.

Management will develop a database of service persons who will be available for the clients for both pre sale and post sale work. The service persons will include painters, plumbers, electricians, gardeners, landscapers and janitorial services. They will pay a fee of $499.00 per year to be given access to the buyers and sellers.

Management will also develop a database of service professionals, such as banks, mortgage brokers, escrow agents and insurance agents who desire to be a party to the property transfer and sale. They will pay a fee of $499.00 per year to be given access to the buyers and sellers.

ITEM  3.     LEGAL  PROCEEDINGS

There are no material pending legal proceedings to which the Registrant is a party or of which any of its property is subject.

                           PINNACLE PROPERTY GROUP, INC.
                                   FORM 10KSB
                        For the year ended February 28, 2001

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  STOCKHOLDERS

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II

ITEM  5.     MARKET  FOR  THE  REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
MATTERS

(A)     MARKET  INFORMATION

There is no established public trading market for the Registrant's common equity. The Company's common stock has not traded at this time.

(B)     HOLDERS

         There are 41 holders of the common stock of  the  Company.

(C)     DIVIDENDS

        The Registrant has never paid any dividends, cash or otherwise, on the common shares of the Company. There is no plan to pay dividends for the foreseeable future.

(D)     UNREGISTERED  SALES

   During the period covered by this report the Company  has sold no securities.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         The Company has not generated any revenue  at this time.

         The Company does not anticipate any expenditures for research and development. The Company has no plans for the purchase of plant or significant equipment. There are no plans for a significant change in the number of employees.

         The company will be pursuing various sources of funding in the coming months.

                           PINNACLE PROPERTY GROUP, INC.
                                   FORM 10KSB
                        For the year ended February 28, 2001

ITEM  7.     FINANCIAL  STATEMENTS

Financial statements of the Company meeting the requirements of Regulation S-B are filed on the succeeding pages.






                          PINNACLE PROPERTY GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                               FINANCIAL STATEMENTS
                                FEBRUARY 28, 2001





                              WILLIAMS & WEBSTER PS
                          CERTIFIED PUBLIC ACCOUNTANTS
                        BANK OF AMERICA FINANCIAL CENTER
                           W 601 RIVERSIDE, SUITE 1940
                                SPOKANE, WA 99201
                                 (509) 838-5111



                          PINNACLE PROPERTY GROUP, INC.
                                TABLE OF CONTENTS
                                February 28, 2001



INDEPENDENT  AUDITOR'S  REPORT                              1

FINANCIAL  STATEMENTS

     Balance  Sheets                                        2

     Statements  of  Operations                             3

     Statement  of  Stockholders'  Equity                   4

     Statements  of  Cash  Flows                            5

NOTES  TO  FINANCIAL  STATEMENTS                            6

Board  of  Directors
Pinnacle  Property  Group,  Inc.
Bellingham,  WA


                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------

We have audited the accompanying balance sheets of Pinnacle Property Group, Inc., (a development stage enterprise), as of February 28, 2001 and February 29, 2000, and the related statements of operations, stockholders' equity and cash flows for the year ended February 28, 2001, for the period from August 17, 1999 (inception) to February 29, 2000, and for the period from August 17, 1999 (inception) to February 28, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pinnacle Property Group, Inc., as of February 28, 2001 and February 29, 2000, and the results of its operations and its cash flows for the year ended February 28, 2001, for the period from August 17, 1999 (inception) to February 29, 2000, and for the period from August 17, 1999 (inception) to February 28, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. As discussed in
Note 2, the Company has been in the development stage since its inception on August 17, 1999. The Company has recognized a loss of $16,610 from inception to the year ended February 28, 2001. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans are also discussed in Note 2. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Williams  &  Webster,  P.S.
Certified  Public  Accountants
Spokane,  Washington
June  7,  2001

PINNACLE  PROPERTY  GROUP,  INC.
(A  DEVELOPMENT  STAGE  ENTERPRISE)
BALANCE  SHEETS


                                                  February  28,   February  29,
                                                      2001            2000
                                                 --------------  --------------
ASSETS

CURRENT  ASSETS
  Cash                                           $         355   $      18,374
  Prepaid  expenses                                        -             1,500
                                                 --------------  --------------
             Total  Current  Assets                        355          19,874
                                                 --------------  --------------

OTHER  ASSETS
  Website  development                                   6,120             -
  Accumulated  amortization                             (3,085)            -
                                                 --------------  --------------
             Total  Other  Assets                        3,035             -
     -------------------
          TOTAL  ASSETS                          $       3,390   $      19,874
                                                 ==============  ===============

LIABILITIES  &  STOCKHOLDERS'  EQUITY

CURRENT  LIABILITIES                             $         -               -
                                                 --------------  --------------

COMMITMENTS  AND  CONTINGENCIES                            -               -
                                                 --------------  --------------

STOCKHOLDERS'  EQUITY
  Preferred stock, 20,000,000 shares authorized,
    $0.0001 par value; no shares issued and
    outstanding                                            -               -
  Common stock, 80,000,000 shares authorized,
    $0.0001 par value; 4,655,000 shares issued
    and  outstanding                                       465             465
  Additional  paid-in  capital                          19,535          19,535
  Deficit accumulated during development stage         (16,610)           (126)
                                                 --------------  --------------
         TOTAL  STOCKHOLDERS' EQUITY                     3,390          19,874
                                                 --------------  --------------
TOTAL  LIABILITIES  AND  STOCKHOLDERS'  EQUITY   $       3,390   $      19,874
                                                 ==============  ===============











The accompanying notes are an integral part of these financial statements.

PINNACLE  PROPERTY  GROUP,  INC.
(A  DEVELOPMENT  STAGE  ENTERPRISE)
STATEMENTS  OF  OPERATIONS

                                                    From            From
                                                  August 17,      August 17,
                                                     1999            1999
                                     Year  Ended  (Inception) to  Inception) to
                                     February 28,  February 29,   February 28,
                                         2001          2000          2001
                                     ------------  -------------  -------------
REVENUES                             $       -     $        -     $        -
                                     ------------  -------------  -------------

EXPENSES
     Filing  fees                            324             56            380
     Accounting  and  legal               11,250            -           11,250
     Web  site  maintenance                  136            -              136
     Stock  transfer  agent                1,044            -            1,044
     Amortization                          3,085            -            3,085
     Office  and  administrative             645             70            715
                                     ------------  -------------  -------------
          TOTAL  EXPENSES                 16,484            126         16,610
                                     ------------  -------------  -------------

LOSS  FROM  OPERATIONS                   (16,484)          (126)       (16,610)

INCOME  TAXES                                -              -              -
                                     ------------  -------------  -------------

NET  LOSS                            $   (16,484)  $       (126)  $    (16,610)
                                     ============  =============  =============

NET  LOSS  PER  COMMON  SHARE,
  BASIC  AND  DILUTED                $      nil    $     nil      $     nil
                                     ============  =============  =============

WEIGHTED AVERAGE NUMBER OF BASIC
  AND DILUTED COMMON STOCK SHARES
  OUTSTANDING                          4,655,000      4,655,000      4,655,000
                                     ============  =============  =============



















The accompanying notes are an integral part of these financial statements.

PINNACLE  PROPERTY  GROUP,  INC.
(A  DEVELOPMENT  STAGE  ENTERPRISE)
STATEMENT  OF  STOCKHOLDERS'  EQUITY


                                                         Deficit
                                                         Accum-
                          Common  Stock      Addi-        ulated      Total
                     ----------------------   tional     During       Stock-
                     Number                  Paid-in     Development   holders'
                     of Shares   Amount      Capital     Stage        Equity
                     ----------  ----------  ----------  -----------  ----------

Issuance of common
  stock from private
  placement for cash
  at $0.001 per share 4,500,000  $     450   $   4,050   $      -     $   4,500

Issuance of common
  stock from private
  placement for cash
  at $0.10 per share   155,000          15      15,485          -        15,500

Loss for period
  ending,
  February 29, 2000        -           -           -           (126)       (126)
                     ----------  ----------  ----------  -----------  ----------
Balance,
  February 29, 2000   4,655,000        465      19,535         (126)     19,874

Loss for year ended
  February 28, 2001         -          -           -        (16,484)    (16,484)
                     ----------  ----------  ----------  -----------  ----------
Balance,
  February 28, 2001   4,655,000  $     465   $  19,535   $  (16,610)  $   3,390
                     ==========  ==========  ==========  ===========  ==========
























The accompanying notes are an integral part of these financial statements.

PINNACLE  PROPERTY  GROUP,  INC.
(A  DEVELOPMENT  STAGE  ENTERPRISE)
STATEMENTS  OF  CASH  FLOWS



                                                    From            From
                                                  August 17,      August 17,
                                                     1999            1999
                                     Year  Ended  (Inception) to  Inception) to
                                     February 28,  February 29,   February 28,
                                         2001          2000          2001
                                     ------------  -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net  loss                          $   (16,484)  $       (126)  $    (16,610)
  Amortization                             3,085            -            3,085
  Adjustments to reconcile net loss
    to net cash used by operating
    activities:
      (Increase) in website
       development                        (6,120)           -           (6,120)
      (Increase) decrease in
       prepaid  expenses                   1,500         (1,500)          -
                                     ------------  -------------  -------------
Net cash used in operating activities    (18,019)        (1,626)       (19,645)
                                     ------------  -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES         -              -              -
                                     ------------  -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of common stock         -           20,000         20,000
                                     ------------  -------------  -------------
Net cash provided by financing
  Activities                                 -           20,000         20,000
                                     ------------  -------------  -------------

Change  in  cash                         (18,019)        18,374            355

Cash,  beginning  of  period              18,374            -              -
                                     ------------  -------------  -------------

Cash,  end  of  period               $       355   $     18,374   $        355
                                     ============  =============  =============

SUPPLEMENTAL CASH FLOW DISCLOSURES:

  Interest  paid                     $       -     $        -     $        -
                                     ============  =============  =============

  Income  taxes  paid                $       -     $        -     $        -
                                     ============  =============  =============








The accompanying notes are an integral part of these financial statements.

                           PINNACLE PROPERTY GROUP, INC.
                         (A DEVELOPMENT STAGE ENTERPRISE)
                        NOTES TO THE FINANCIAL STATEMENTS
                                FEBRUARY 28, 2001

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


NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

This summary of significant accounting policies is presented to assist in understanding the financial statements. The financial statements and notes are representations of the Company's management which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

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

Fair  Value  of  Financial  Instruments
---------------------------------------
The carrying amounts for cash and prepaid expenses approximate their fair value.

                           PINNACLE PROPERTY GROUP, INC.
                         (A DEVELOPMENT STAGE ENTERPRISE)
                        NOTES TO THE FINANCIAL STATEMENTS
                                FEBRUARY 28, 2001

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Derivative  Instruments
-----------------------
The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which is effective for the Company as of January 1, 2001. This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value.

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes.

At February 28, 2001, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

Provision  for  Taxes
---------------------
Income taxes are provided based upon the liability method of accounting pursuant to SFAS No. 109 "Accounting for Income Taxes." Under this approach, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by SFAS No. 109 to allow recognition of such an asset.

                           PINNACLE PROPERTY GROUP, INC.
                         (A DEVELOPMENT STAGE ENTERPRISE)
                        NOTES TO THE FINANCIAL STATEMENTS
                                FEBRUARY 28, 2001


NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Provision  for  Taxes  (continued)
----------------------------------
At February 28, 2001, the Company had net deferred tax assets of approximately $2,400, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at February 28, 2001.

At February 28, 2001, the Company has net operating loss carryforwards of approximately $16,000, which expire in the years 2020 through 2021.

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

As shown in the accompanying financial statements, the Company had an accumulated deficit of $16,610 for the period August 17, 1999 (inception) to February 28, 2001 and had no sales. The future of the Company is dependent upon successful and profitable operations from its internet commerce enterprise. The Company is presently in the process of building its website, which will be used to assist private sellers of commercial real estate via the internet. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

                           PINNACLE PROPERTY GROUP, INC.
                         (A DEVELOPMENT STAGE ENTERPRISE)
                        NOTES TO THE FINANCIAL STATEMENTS
                                FEBRUARY 28, 2001

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Recent  Accounting  Pronouncements
----------------------------------
In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), and No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS 130 establishes standards for reporting and displaying comprehensive income, its components and accumulated balances. SFAS 131 establishes standards for the way that companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements. Both SFAS 130 and SFAS 131 are effective for periods beginning after December 15, 1997. The Company adopted these new accounting standards, and their adoption had no effect on the Company's financial statements and disclosures.

In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." This
statement  provides  accounting   and  reporting  standards  for  transfers  and
servicing of financial assets and extinguishment of liabilities and also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000, and is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Company believes that the adoption of this standard will not have a material effect on the Company's results of operations or financial position.

NOTE  3  -  CASH

At February 28, 2001, the Company had a cash balance of $355 in a Canadian financial institution maintained in US dollars. This account is not insured.

NOTE  4  -  PREPAID  EXPENSES

At February 29, 2000, the Company prepaid $1,500 for professional services. The total amount was expensed during the year ended February 28, 2001.

NOTE  5  -  PREFERRED  STOCK

The Company is authorized to issue 20,000,000 shares of $0.0001 par value preferred stock. The preferred shares have not been designated any preferences. As of February 28, 2001, the Company did not have any preferred shares issued or outstanding.

                           PINNACLE PROPERTY GROUP, INC.
                         (A DEVELOPMENT STAGE ENTERPRISE)
                        NOTES TO THE FINANCIAL STATEMENTS
                                FEBRUARY 28, 2001


NOTE  6  -  COMMON  STOCK

The Company is authorized to issue 80,000,000 shares of $0.0001 par value common stock. Each holder of common stock has one, non-cumulative vote per share on all matters voted upon by the shareholders. There are no preemptive rights or other rights of subscription.

On September 1, 1999, 4,500,000 shares of common stock were sold through a private placement at a price of $0.001 per share. The offering was made pursuant to exemptions afforded by Sections (4)2 or 3(b) of the Securities Act of 1933 and Rule 504 of Regulation D. On February 9, 2000, an additional 155,000 shares of common stock were sold through a similar private placement at a price of $0.10 per share. The private placements raised $4,500 and $15,500, respectively. All proceeds from both offerings were used for general corporate purposes. Of the total shares issued, 1,055,000 shares were issued to officers and directors of the Company.

NOTE  7  -  WEBSITE  DEVELOPMENT

In August 2000, the Company revised and expanded its website. The cost of development was $6,120 and will be amortized over a period of 12 months. Amortization expense for the year ended February 28, 2001 was $3,085.

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

                           PINNACLE PROPERTY GROUP, INC.
                                   FORM 10KSB
                        For the year ended February 28, 2001

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Since the registrant's inception, no independent accountant who was previously engaged as the principal accountant to audit the registrant's financial statements, or independent accountant who was previously engaged to audit a significant subsidiary and on whom the principal accountant expressed reliance in its report, has resigned (or indicated it has declined to stand for re-election after the completion of the current audit) or was dismissed.

The Registrant has engaged Williams & Webster, P.S. as Independent Auditor for the fiscal year ended February 28, 2001.

                                    PART III

ITEM 9.     DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

(A)     IDENTIFICATION  OF  DIRECTORS

Set forth below is the name, age and length of service of the Company's present officers and directors:

NAME  (AGE)                    POSITION               LENGTH  OF  SERVICE
--------------------------     -------------------    -------------------

Paul Hayward     (  )          President, Secretary   Since inception
                               Director

Kali Palmer      (30)          Director               Since inception


        Executive Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of shareholders and until their successors have been elected and qualified. There are no arrangements or understandings between any of the directors, officers, and other persons pursuant to which such person was selected as an Executive Officer.

        Set forth below is certain biographical information regarding each Director and Executive Officer of the Company.

Paul Hayward: Mr. Hayward is the President, Secretary and a Director of the Company. From 1990 to 1994 he served as manager of Cityview Real Estate Management Services, Ltd. of Vancouver, British Columbia. He is presently the President of 5 Starliving Online, Inc. Mr. Hayward will work part time for the Company until it is fully operational.

Kali Palmer: Ms Palmer is a Director. She worked for Facilicom Educational Products in Austin, Texas from 1993 to 1998 in marketing. From 1999 to the present she has been a director of the company and in the real estate portfolio business in Seattle, Washington.

(C)     IDENTIFICATION  OF  CERTAIN  SIGNIFICANT  EMPLOYEES

The Registrant has no employees.

                           PINNACLE PROPERTY GROUP, INC.
                                   FORM 10KSB
                        For the year ended February 28, 2001

(D)     FAMILY  RELATIONSHIPS

There is no family relationship between any Director, Executive Officer, or person nominated or chosen by the Registrant to become a Director or Executive Officer.

(E)      INVOLVEMENT  IN  CERTAIN  LEGAL  PROCEEDINGS

No Director, or person nominated to become a Director or Executive Officer, has been involved in any legal proceedings during the past five years.

(F)     PROMOTERS  AND  CONTROL  PERSONS

Not  Applicable

COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT

So far as the Registrant is able to ascertain, all officers and directors of the Company are in compliance with information required under Section 16(a) of the Securities Exchange Act of 1934, as amended.

ITEM  10.     EXECUTIVE  COMPENSATION

         There are no officers or directors that received compensation in excess of $60,000 or more during the last year.

ITEM  11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT

         There are presently 4,655,000 shares of the company's common shares outstanding. The following table sets forth the information as to the ownership of each person who, as of this date, owns of record, or is known by the company to own beneficially, more than five per cent of the company's common stock, and the officers and directors of the company.


                                    Shares of             Percent of
Name                             Common Stock             ownership
-------------------------------------------------------------------------------

Paul Hayward                        1,055,000                  22%
10-1917 West 4th Avenue
Vancouver, BC


Directors and Officers              1,055,000                  22%
as a group


CHANGES  IN  CONTROL

There are no arrangements that may result in a change in control of the Registrant.

                           PINNACLE PROPERTY GROUP, INC.
                                   FORM 10KSB
                        For the year ended February 28, 2001

ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

          The Company occupies office space provided by its President at no charge.

PART  IV

ITEM  13.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
              ON FORM 8-K

(A)     Exhibits  required  by  Item  601                               (1)

        (3)(i)     Articles  of  Incorporation                          (2)
        (3)(ii)    Bylaws.                                              (2)
        (13)       Annual report to security holders, Form 10Q
                   or  quarterly  report  to  security  holders.        (2)


                  (1)  Omitted  Exhibits  not  applicable
                  (2)  Incorporated  by  reference  to  previous  filing

(B)     REPORTS  ON  FORM  8-K:

     The Company did not file any reports on Form 8-K in the fiscal year ended February 28, 2000.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf the undersigned, thereto duly authorized.

Dated:  June 19, 2001

Pinnacle Property Group, Inc.
Registrant

                    /s/ Paul Haywood
                    _____________________________
                    President,  Secretary  and  Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on June 19, 2001.

                    /s/ Paul Haywood
                    _____________________________
                    Paul Haywood
                    President,  Secretary  and  Director

                    /s/ Kali Palmer
                    _____________________________
                    Kali Palmer, Director