Form 10QSB
period 2001-05-31
PINNACLE PROPERTY GROUP INC
filed 2001-12-06
CIK 1107544

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended May 31, 2001

[   ]  Transition Report pursuant to 13 or 15(d) of the Securities Exchange
       Act of 1934

       For the transition period                   to
                                 -----------------    -----------------

          Commission File Number     000-31017
                                ---------------------


                          PINNACLE PROPERTY GROUP, INC.
      ---------------------------------------------------------------------
        (Exact name of small Business Issuer as specified in its charter)


        Delaware                                         91-2026829
---------------------------------        ---------------------------------
(State or other jurisdiction of          (IRS Employer Identification No.)
-------------------------------
 incorporation or organization)
 ------------------------------


500 108th Avenue NE
Bellevue, Washington                                     98004
----------------------------------------        ----------------------------
(Address of principal executive offices)          (Postal or Zip Code)


Issuer's telephone number, including area code:          425-451-8036
                                                ----------------------------

                                   None
   --------------------------------------------------------------------------
   (Former name, former address and former fiscal year end, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days     [ X ]  Yes    [   ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,655,000 shares of common stock, $0.0001 par value outstanding as of May 31, 2001.

                         PART 1 - FINANCIAL INFORMATION


Item 1.     Financial Statements


The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended May 31, 2001 are not necessarily indicative of the results that can be expected for the year ending February 28, 2002.

                        PINNACLE PROPERTY GROUP, INC.
                        (A Development Stage Company)


                             FINANCIAL STATEMENTS


                                 MAY 31, 2001
                                  (Unaudited)

                         PINNACLE PROPERTY GROUP, INC.
                         (A Development Stage Company)

                                BALANCE SHEET
                                 (Unaudited)



--------------------------------------------------------------------------------
                                                        MAY 31       FEBRUARY 28
                                                         2001            2000
--------------------------------------------------------------------------------

ASSETS

Current
   Cash                                               $        20   $       355

Capital Assets, net                                         1,505         3,035
                                                      -------------------------
                                                      $     1,525   $     3,390
================================================================================

LIABILITIES

Current
   Accounts payable                                   $      -      $      -
                                                      -------------------------

SHAREHOLDERS' EQUITY

Share Capital
  Authorized:
   80,000,000 common shares, par value
      $0.0001 per share
   20,000,000 preferred shares, par value
      $0.0001 per share

  Issued and outstanding:
   4,655,000 common shares                                    465           465

  Additional paid-in capital                               19,535        19,535

Deficit                                                   (18,475)      (16,610)
                                                      -------------------------
                                                            1,525         3,390
                                                      -------------------------

                                                      $     1,525   $     3,390
================================================================================

                         PINNACLE PROPERTY GROUP, INC.
                         (A Development Stage Company)

                      STATEMENT OF OPERATIONS AND DEFICIT
                                  (Unaudited)

----------------------------------------------------------------------------------------------------------
                                                                                                INCEPTION
                                                                                                AUGUST 17
                                                                       THREE MONTHS ENDED        1999 TO
                                                                             MAY 31               MAY 31
                                                                       2001          2000          2001
----------------------------------------------------------------------------------------------------------
Expenses
   Filing and transfer agent fees                                   $      225    $      150    $    1,649
   Professional expenses                                                  -            6,000        11,250
   Website maintenance                                                    -              136           136
   Depreciation                                                          1,530            -          4,615
   General and administrative                                              110            47           825
                                                                    --------------------------------------
Net Loss For The Period                                                  1,865         6,333    $   18,475
                                                                                                ==========
Deficit, Beginning Of Period                                            16,610           126
                                                                    ------------------------

Deficit, End Of Period                                              $   18,475    $    6,459
=============================================================================================

Net Loss Per Share                                                  $     0.01    $     0.01
=============================================================================================

Weighted Average Number Of Common
    Shares Outstanding                                               4,655,000     4,655,000
=============================================================================================

                         PINNACLE PROPERTY GROUP, INC.
                         (A Development Stage Company)

                             STATEMENT OF CASH FLOWS
                                  (Unaudited)

----------------------------------------------------------------------------------------------------------
                                                                                                INCEPTION
                                                                                                AUGUST 17
                                                                       THREE MONTHS ENDED        1999 TO
                                                                             MAY 31               MAY 31
                                                                       2001          2000          2001
----------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
   Net loss for the period                                          $   (1,865)   $   (6,333)   $  (18,475)

Adjustments To Reconcile Net Loss To Net Cash By
  Operating Activities
   Depreciation                                                          1,530          -            4,615
   Accounts payable                                                       -              150          -
   Prepaid expenses                                                       -            1,500          -
                                                                    --------------------------------------
                                                                          (335)       (4,683)      (13,860)
                                                                    --------------------------------------

Cash Flows From Financing Activity
   Common stock issued                                                    -             -           20,000
                                                                    --------------------------------------

Cash Flows From Investing Activity
   Website development                                                    -             -           (6,120)
                                                                    --------------------------------------

Increase (Decrease) In Cash                                               (335)       (4,683)           20

Cash, Beginning Of Period                                                  355        18,374          -
                                                                    --------------------------------------

Cash, End Of Period                                                 $       20    $   13,691    $       20
==========================================================================================================

                         PINNACLE PROPERTY GROUP, INC.
                         (A Development Stage Company)

                        STATEMENT OF STOCKHOLDER'S EQUITY

                                 MAY 31, 2001
                                  (Unaudited)

                                                                                         DEFICIT
                                                       COMMON STOCK                     ACCUMULATED
                                        -------------------------------------------
                                            NUMBER                       ADDITIONAL     DURING THE
                                              OF                          PAID-IN       DEVELOPMENT
                                            SHARES        AMOUNT          CAPITAL          STAGE        TOTAL
                                        ------------------------------------------------------------------------
Issuance of common stock from
 private placement for cash at
 $0.001 per share                       4,500,000      $       450    $     4,050    $      -       $     4,500

Issuance of common stock from
 private placement for cash at
 $0.10 per share                          155,000               15         15,485           -            15,500

Loss for the period ending
 February 29, 2000                           -                -              -              (126)          (126)
                                        ------------------------------------------------------------------------

Balance, February 29, 2000              4,655,000              465         19,535           (126)        19,874

Loss for the year ended
 February 28, 2001                           -                -              -           (16,484)       (16,484)
                                        ------------------------------------------------------------------------

Balance, February 28, 2001              4,655,000              465         19,535        (16,610)         3,390

Loss for the period ending
 May 31, 2001                                -                -              -            (1,865)        (1,865)
                                        ------------------------------------------------------------------------

Balance, May 31, 2001                   4,655,000      $       465    $    19,535    $   (18,475)   $     1,525
                                        ========================================================================

                         PINNACLE PROPERTY GROUP, INC.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS

                                MAY 31, 2001
                                (Unaudited)


1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

     Pinnacle Property Group, Inc. (hereinafter "the Company") was incorporated on August 17, 1999 under the laws of the State of Delaware for the purpose of assisting private sellers to sell commercial real estate over the internet. The Company maintains offices in Bellingham, Washington, and in Vancouver, British Columbia. The Company's fiscal year end is the last calendar day of February.


2.   SIGNIFICANT ACCOUNTING POLICIES

     This summary of significant accounting policies is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

     a)   Accounting Method

          The Company's financial statements are prepared using the accrual method of accounting.

     b)   Interim Financial Statements

          The interim financial statements as of, and for the period ended, May 31, 2001, included herein, have been prepared for the Company without audit. They reflect all adjustments which are, in the opinion of management, necessary to present fairly the results of operations for these periods. All such adjustments are normal recurring adjustments. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

     c)   Development Stage Activities

          The Company has been in the development stage since its formation in August 1999 and has not yet realized any revenues from its planned operations. The Company is presently in the process of building its website which will be used to assist private sellers of commercial real estate via the internet.

                         PINNACLE PROPERTY GROUP, INC.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS

                                MAY 31, 2001
                                (Unaudited)


2.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

     d)   Use of Estimates

          The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

     e)   Cash and Cash Equivalents

          For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

     f)   Fair Value of Financial Instruments

          The carrying amounts for cash and prepaid expenses approximate their fair value.

     g)   Derivative Instruments

          The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133 - "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133", and SFAS No. 138 - "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which is effective for the Company as of January 1, 2001. This standard establishes accounting and reporting standards for other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value.

          At May 31, 2001, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

     g)   Revenue Recognition

          The Company will recognize revenue from internet-based programs when funds are earned, measurable and recognizable.

                         PINNACLE PROPERTY GROUP, INC.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS

                                MAY 31, 2001
                                (Unaudited)


2.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

     h)   Compensated Absences

          Currently, the Company has no employees; therefore, no policy regarding compensated absences has been established. The Company will establish a policy to recognize the costs of compensated absences at the point in time that it has employees.

     i)   Provision for Taxes

          At May 31, 2001, the Company had an accumulated net operating loss of $18,475 since its inception in August 1999. No provision for taxes or tax benefit has been reported in the financial statements, as there is not a measurable means of assessing future profits or losses

     j)   Basic and Diluted Loss Per Share

          Net loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Basic and diluted loss per share were the same as there were no common stock equivalents outstanding.

     k)   Reclassifications

          Certain amounts from prior periods have been reclassified to conform with the current period's presentation. This reclassification has resulted in no changes to the Company's accumulated deficit or net losses presented.

     l)   Going Concern

          The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

          As shown in the accompanying financial statements, the Company had an accumulated deficit of $18,475 for the period from August 17, 1999 (inception) to May 31, 2001, and had no sales. The future of the Company is dependent upon successful and profitable operations from its internet commerce enterprise. The Company is presently in the process of building its website, which will be used to assist private sellers of commercial real estate via the internet. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

                         PINNACLE PROPERTY GROUP, INC.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS

                                MAY 31, 2001
                                (Unaudited)


2.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

     l)   Going Concern (Continued)

          Management plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

3.   CASH

     At May 31, 2001, the Company had a cash balance of $20 in a Canadian financial institution maintained in U.S. dollars. This account is no insured.

4.   PREFERRED STOCK

     The Company is authorized to issue 20,000,000 shares of $0.0001 par value preferred stock. The preferred shares have not been designated any preferences. As of May 31, 2001, the Company did not have any preferred shares issued or outstanding.


5.   COMMON STOCK

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

                         PINNACLE PROPERTY GROUP, INC.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS

                                MAY 31, 2001
                                (Unaudited)


6.   WEBSITE DEVELOPMENT

     In August 2000, the Company revised and expanded its website. The cost of development was $6,120 and will be amortized over a period of 12 months. Amortization expense for the period ended May 31, 2001 was $1,530.


7.   COMMITMENTS AND CONTINGENCIES

     The Company is engaged in internet-based commerce. At present, the Company is unaware of any pending litigation or of any specific past or prospective matters, which could impair its ability to proceed in the marketplace.


8.   RELATED PARTIES

     The Company occupies office space provided by Mr. Paul Hayward, its president, at no charge. The value of this space is not considered materially significant for financial reporting purposes.

Item 2.   Management's Discussion and Analysis or Plan of Operations


OVERVIEW
--------

Pinnacle Property Group, Inc. was incorporated on August 17, 1999 under the laws of the State of Delaware for the purpose of assisting private sellers to sell commercial real estate over the internet.

Management has been exploring a variety of revenue models in the light of recent events in the internet environment.

The Company is a developmental stage company. There are no appreciable changes to its financial condition or its operations except as outlined in the financial statements for the period ended May 31, 2001.

RESULTS OF OPERATIONS
---------------------

We incurred operating expenses in the amount of $1,865 for the three months ended May 31, 2001 as compared to $6,333 for the three months ended May 31, 2000. For the period ended May 31, 2001, these operating expenses were comprised primarily of depreciation expenses in the amount of $1,530.

                        PART 2 - OTHER INFORMATION


Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities

          None

Item 3.   Defaults upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          None

                                     SIGNATURES


In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE PROPERTY GROUP, INC.



Date:     December 5, 2001
      --------------------------------------------



By:       /s/ Paul Hayward
      --------------------------------------------
      Paul Hayward, President