Form 10QSB
period 2001-11-30
PINNACLE PROPERTY GROUP INC
filed 2001-12-06
CIK 1107544

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended November 30, 2001

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,655,000 shares of common stock, $0.0001 par value outstanding as of November 30, 2001.

                         PART 1 - FINANCIAL INFORMATION


Item 1.     Financial Statements


The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended November 30, 2001 are not necessarily indicative of the results that can be expected for the year ending February 28, 2002.

                        PINNACLE PROPERTY GROUP, INC.
                        (A Development Stage Company)


                             FINANCIAL STATEMENTS


                                NOVEMBER 30, 2001
                                  (Unaudited)

                         PINNACLE PROPERTY GROUP, INC.
                         (A Development Stage Company)

                                BALANCE SHEET
                                 (Unaudited)



--------------------------------------------------------------------------------
                                                      NOVEMBER 30    FEBRUARY 28
                                                         2001           2000
--------------------------------------------------------------------------------

ASSETS

Current
   Cash                                               $     7,272   $       355

Capital Assets, net                                          -            3,035
                                                      -------------------------

                                                      $     7,272   $     3,390
================================================================================

LIABILITIES

Current
   Due to shareholder                                 $    30,900   $      -
                                                      -------------------------

SHAREHOLDERS' EQUITY

Share Capital
  Authorized:
   80,000,000 common shares, par value
      $0.0001 per share
   20,000,000 preferred shares, par value
      $0.0001 per share

  Issued and outstanding:
   4,655,000 common shares                                    465           465

  Additional paid-in capital                               19,535        19,535

Deficit                                                   (43,628)      (16,610)
                                                      -------------------------
                                                          (23,628)        3,390
                                                      -------------------------

                                                      $     7,272   $     3,390
================================================================================

                         PINNACLE PROPERTY GROUP, INC.
                         (A Development Stage Company)

                      STATEMENT OF OPERATIONS AND DEFICIT
                                 (Unaudited)

---------------------------------------------------------------------------------------------------------------
                                                                                                     INCEPTION
                                                                                                     AUGUST 17
                                                THREE MONTHS ENDED          NINE MONTHS ENDED         1999 TO
                                                   NOVEMBER 30                  NOVEMBER 30         NOVEMBER 30
                                                2001          2000          2001          2000          2001
---------------------------------------------------------------------------------------------------------------
Expenses
   Filing and transfer agent fees          $     -       $      727    $      225    $    1,188    $    1,649
   Professional expenses                       18,213          -           23,602        11,250        34,852
   Website maintenance                           -             -             -              136           136
   Depreciation                                  -            1,530         3,035         2,040         6,120
   General and administrative                      23            49           156           582           871
                                           --------------------------------------------------------------------
Net Loss For The Period                        18,236         2,306        27,018        15,196    $   43,628
                                                                                                   ============

Deficit, Beginning Of Period                   25,392        13,016        16,610           126
                                           ----------------------------------------------------

Deficit, End Of Period                     $   43,628    $   15,322    $   43,628    $   15,322
===============================================================================================

Net Loss Per Share                         $     0.01    $     0.01    $     0.01    $     0.01
===============================================================================================

Weighted Average Number Of Common
 Shares Outstanding                         4,655,000     4,655,000     4,655,000     4,655,000
===============================================================================================

                         PINNACLE PROPERTY GROUP, INC.
                         (A Development Stage Company)

                            STATEMENT OF CASH FLOWS
                                  (Unaudited)

---------------------------------------------------------------------------------------------------------------
                                                                                                     INCEPTION
                                                                                                     AUGUST 17
                                                THREE MONTHS ENDED          NINE MONTHS ENDED         1999 TO
                                                   NOVEMBER 30                  NOVEMBER 30         NOVEMBER 30
                                                2001          2000          2001          2000          2001
---------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
   Net loss for the period                 $  (18,236)   $   (2,306)   $  (27,018)   $  (15,196)   $  (43,628)

Adjustments To Reconcile Net Loss To
 Net Cash By Operating Activities
   Depreciation                                  -            1,530         3,035         2,040         6,120
   Due to shareholder                          25,000          -           30,900          -           30,900
   Accounts payable                              -              479          -              579          -
   Prepaid expenses                              -             -             -            1,500          -
                                           --------------------------------------------------------------------
                                                6,764          (297)        6,917       (11,077)       (6,608)
                                           --------------------------------------------------------------------

Cash Flows From Financing Activity
   Common stock issued                           -             -             -             -           20,000
                                           --------------------------------------------------------------------

Cash Flows From Investing Activity
   Website development                           -             -             -           (6,120)       (6,120)
                                           --------------------------------------------------------------------

Increase (Decrease) In Cash                     6,764          (297)        6,917       (17,197)        7,272

Cash, Beginning Of Period                         508         1,474           355        18,374          -
                                           --------------------------------------------------------------------

Cash, End Of Period                        $    7,272    $    1,177    $    7,272    $    1,177    $    7,272
===============================================================================================================

                         PINNACLE PROPERTY GROUP, INC.
                         (A Development Stage Company)

                        STATEMENT OF STOCKHOLDER'S EQUITY

                               November 30, 2001
                                  (Unaudited)

                                                                                         DEFICIT
                                                       COMMON STOCK                     ACCUMULATED
                                        -------------------------------------------
                                            NUMBER                       ADDITIONAL     DURING THE
                                              OF                          PAID-IN       DEVELOPMENT
                                            SHARES        AMOUNT          CAPITAL          STAGE        TOTAL
                                        ------------------------------------------------------------------------
Issuance of common stock from
 private placement for cash at
 $0.001 per share                       4,500,000      $       450    $     4,050    $      -       $     4,500

Issuance of common stock from
 private placement for cash at
 $0.10 per share                          155,000               15         15,485           -            15,500

Loss for the period ending
 February 29, 2000                           -                -              -              (126)          (126)
                                        ------------------------------------------------------------------------

Balance, February 29, 2000              4,655,000              465         19,535           (126)        19,874

Loss for the year ended
 February 28, 2001                           -                -              -           (16,484)       (16,484)
                                        ------------------------------------------------------------------------

Balance, February 28, 2001              4,655,000              465         19,535        (16,610)         3,390

Loss for the period ended
 November 30, 2001                           -                -              -           (27,018)       (27,018)
                                        ------------------------------------------------------------------------

Balance, November 30, 2001              4,655,000      $       465    $    19,535    $   (43,628)   $   (23,628)
                                        ========================================================================

                         PINNACLE PROPERTY GROUP, INC.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS

                                NOVEMBER 30, 2001
                                   (Unaudited)


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

     b)   Interim Financial Statements

          The interim financial statements as of, and for the period ended, November 30, 2001, included herein, have been prepared for the Company without audit. They reflect all adjustments which are, in the opinion of management, necessary to present fairly the results of operations for these periods. All such adjustments are normal recurring adjustments. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

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

                                NOVEMBER 30, 2001
                                   (Unaudited)


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

          At November 30, 2001, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

     g)   Revenue Recognition

          The Company will recognize revenue from internet-based programs when funds are earned, measurable and recognizable.

                         PINNACLE PROPERTY GROUP, INC.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS

                                NOVEMBER 30, 2001
                                   (Unaudited)


2.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

     h)   Compensated Absences

          Currently, the Company has no employees; therefore, no policy regarding compensated absences has been established. The Company will establish a policy to recognize the costs of compensated absences at the point in time that it has employees.

     i)   Provision for Taxes

          At November 30, 2001, the Company had an accumulated net operating loss of $43,628 since its inception in August 1999. No provision for taxes or tax benefit has been reported in the financial statements, as there is not a measurable means of assessing future profits or losses.

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

          As shown in the accompanying financial statements, the Company had an accumulated deficit of $43,628 for the period from August 17, 1999 (inception) to November 30, 2001, and had no sales. The future of the Company is dependent upon successful and profitable operations from its internet commerce enterprise. The Company is presently in the process of building its website, which will be used to assist private sellers of commercial real estate via the internet. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

                         PINNACLE PROPERTY GROUP, INC.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS

                                NOVEMBER 30, 2001
                                   (Unaudited)


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

3.   CASH

     At November 30, 2001, the Company had a cash balance of $7,272 in a Canadian financial institution maintained in U.S. dollars. This account is not insured.

4.   PREFERRED STOCK

     The Company is authorized to issue 20,000,000 shares of $0.0001 par value preferred stock. The preferred shares have not been designated any preferences. As of November 30, 2001, the Company did not have any preferred shares issued or outstanding.

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

                         PINNACLE PROPERTY GROUP, INC.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS

                                NOVEMBER 30, 2001
                                   (Unaudited)


6.   COMMITMENTS AND CONTINGENCIES

     The Company is engaged in internet-based commerce. At present, the Company is unaware of any pending litigation or of any specific past or prospective matters, which could impair its ability to proceed in the marketplace.

7.   RELATED PARTIES

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

The Company is a developmental stage company. There are no appreciable changes to its financial condition or its operations except as outlined in the financial statements for the period ended November 30, 2001.

RESULTS OF OPERATIONS
---------------------

We incurred operating expenses in the amount of $27,018 for the nine months ended November 30, 2001 as compared to $15,196 for the nine months ended November 30, 2000. For the period ended November 30, 2001, these operating expenses were comprised primarily of professional fees in the amount of $18,213.

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